Form 10QSB
period 2005-10-31
51144 INC.
filed 2005-11-29
CIK 1317835

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                          Commission File No. 000-51184

                                   51144, Inc.
        (Exact name of small business issuer as specified in its charter)


        Delaware
-------------------------------             ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


                        600 California Street, 9th Floor
                         San Francisco, California 94018
                    (Address of Principal Executive Offices)

                                  (415)262-1353
                           (Issuer's telephone number)

                            4400 Route 9 South, #1000
                           Freehold, New Jersey 07728
      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes    |X|      No|_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 29, 2005: 100,000 shares of common stock.

--------------------------------------------------------------------------------

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


            Item 3. Defaults Upon Senior Securities


            Item 4. Submission of Matters to a Vote of Security Holders


            Item 5. Other Information


            Item 6. Exhibits and Reports on Form 8-K

Signature



--------------------------------------------------------------------------------

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended October 31, 2005 are not necessarily indicative of results that maybe expected for the year ending January 31, 2006. The financial statements are presented on the accrual basis.








--------------------------------------------------------------------------------

                                   51144, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                             AS OF OCTOBER 31, 2005


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



--------------------------------------------------------------------------------

                                   51144, INC.
                          (a development stage company)
                                  BALANCE SHEET
                             As of October 31, 2005

                                      ASSETS

 CURRENT ASSETS                                                                          October 31, 2005
                                                                                      -----------------------
        Cash                                                                          $                    0
                                                                                      -----------------------
                 TOTAL ASSETS                                                         $                    0
                                                                                      =======================

                       LIABILITIES AND STOCKHOLDER'S EQUITY

 CURRENT LIABILITIES

        Accrued expenses                                                              $                1,125
                                                                                      -----------------------

                 TOTAL LIABILITIES                                                                     1,125

 STOCKHOLDER'S EQUITY

        Common Stock - par value $0.001;
            100,000,000 shares authorized;
            100,000 issued and outstanding                                                               100

 Additional paid in capital                                                                                0

 Accumulated Deficit                                                                                  (1,125)
                                                                                      -----------------------

 Total stockholder's equity                                                                           (1,125)
                                                                                      -----------------------
                 TOTAL LIABILITIES AND EQUITY                                         $                    0
                                                                                      =======================


   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                                   51144, INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
                 For the three months ended October 31, 2005 and
           From inception (February 2, 2005) through October 31, 2005

                                                                             Three Months             From Inception to
                                                                           October 31, 2005            October 31, 2005
                                                                        -----------------------    -------------------------
   REVENUE

        Sales                                                           $                    0     $                      0
        Cost of sales                                                                        0                            0
                                                                        -----------------------    -------------------------


   GROSS PROFIT                                                                              0                            0

   GENERAL AND ADMINISTRATIVE EXPENSES                                                     250                        1,225
                                                                        -----------------------    -------------------------

   NET LOSS                                                                               (250)                      (1,225)

   ACCUMULATED DEFICIT, BEGINNING BALANCE                                                 (975)                          (0)
                                                                        -----------------------    -------------------------

   ACCUMULATED DEFICIT, ENDING BALANCE                                  $               (1,225)    $                 (1,225)
                                                                        =======================    =========================

NET EARNINGS PER SHARE

        Basic Net Loss Per Share                                                                            (Less than .01)

        Basic Weighted Average
        Number of Common Shares Outstanding                                                                         100,000



   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                                   51144, INC.
                          (a development stage company)
                STATEMENT OF STOCKHOLDER'S EQUITY From inception
                   (February 2, 2005) through October 31, 2005

                                          SHARES        COMMON STOCK       ACCUMULATED DEFICIT           TOTAL
                                       --------------  ----------------   -----------------------   ----------------
Stock issued on acceptance
 Of incorporation expenses
 February 2, 2005                            100,000   $           100    $                    0    $           100

Net loss                                                                                    (975)              (975)
                                       --------------  ----------------   -----------------------   ----------------

Total at October 31, 2005                    100,000   $           100    $                 (975)    $         (875)
                                       ==============  ================   =======================   ================



   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                                   51144, INC.
                          (a development stage company)
                             STATEMENT OF CASH FLOWS
              From inception (February 2) through October 31, 2005



                                                                                 From Inception to
CASH FLOWS FROM OPERATING ACTIVITIES                                              October 31, 2005
                Net income (loss)                                             $                 (1,225)

                Stock issued as compensation                                                       100
                Increases (Decrease) in accrued expenses                                         1,125
                                                                              -------------------------


NET CASH PROVIDED OR (USED) IN OPERATIONS                                                            0

CASH FLOWS FROM INVESTING ACTIVITIES

         None                                                                                        0

CASH FLOWS FROM FINANCING ACTIVITIES

         Stock issued on incorporation expenses                                                      0

CASH RECONCILIATION

         Net increase (decrease) in cash                                                             0
         Beginning cash balance                                                                      0
                                                                              -------------------------


CASH BALANCE AT END OF PERIOD                                                 $                      0
                                                                              =========================


   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

Fair Value of Financial Instruments:
------------------------------------

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

Concentrations of Credit Risk:
------------------------------

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions. At this time the Company has no deposits that are at risk.

2.   Related Party Transactions and Going Concern:
--------------------------------------------------

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

3.  Accounts Receivable and Customer Deposits:
----------------------------------------------

Accounts receivable and Customer deposits do not exist at this time and therefore have no allowances accounted for or disclosures made.

--------------------------------------------------------------------------------

4.   Use of Estimates:
----------------------

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Management has no reason to make estimates at this time.

5.   Revenue and Cost Recognition:
----------------------------------

The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles for financial statement reporting.

6.   Accrued Expenses:
----------------------

Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.

7.   Operating Lease Agreements:
--------------------------------

The Company has no agreements at this time.

8.   Stockholder's Equity:
--------------------------

Preferred stock includes 50,000,000 shares authorized at a par value of $0.001, of which none are issued or outstanding.

Common Stock includes 100,000,000 shares authorized at a par value of $0.001, of which 100,000 have been issued for the amount of $100 on February 2, 2005 in acceptance of the incorporation expenses for the Company.

9.   Required Cash Flow Disclosure for Interest and Taxes Paid:
---------------------------------------------------------------

The company has paid no amounts for federal income taxes and interest. The Company issued 100,000 common shares of stock to its sole shareholder in acceptance of the incorporation expenses for the Company.

10. Earnings Per Share:
-----------------------

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

--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
          ---------------------

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

Results of Operation
--------------------

The Company did not have any operating income from inception through October 31, 2005. For the quarter ended October 31, 2005, the registrant recognized a net loss of $250 and for the period from inception through October 31, 2005, the registrant recognized a net loss of $1,225. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At October 31, 2005 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

--------------------------------------------------------------------------------

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


            None

Item 3.     Defaults Upon Senior Securities.


            None

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending October 31, 2005, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.     Other Information.


            None

--------------------------------------------------------------------------------

Item 6.     Exhibits and Reports of Form 8-K.

            (a)     Exhibits


                    31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

                    32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

            (b)     Reports of Form 8-K

                    On October 19, 2005, the Company filed an 8K based on a change in control.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                                        51144, Inc.
                                                        Registrant


Date: November 29, 2005                                 By: /s/ David N. Baker
                                                            ------------------
                                                            David N. Baker
                                                            President